Form 10-K
period 2003-12-31
VANDERBILT MORT & FIN INC SENIOR SUB PAS THR CERT SER 2002 A
filed 2004-01-22
CIK 1168021

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]      Annual  report  pursuant  to  Section  13  or  15(d)  of the Securities
Exchange  Act  of  1934  for  the  fiscal  year  ended  December  31,  2003

[  ]     Transition  report  pursuant  to  Section 13 or 15(d) of the Securities
Exchange  Act  of  1934  for  the  transition  period  from  ____________  to
_______________.


                      Commission File Number  333-100319-04

                      VANDERBILT MORTGAGE AND FINANCE, INC.
             (Exact name of registrant as specified in its charter)


            Tennessee                             62-0997810
     -----------------------                      ----------
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

                      VANDERBILT MORTGAGE AND FINANCE, INC.
           SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 2003-A
            (Title of each class of securities covered by this Form)

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

Indicate by check mark whether the registrant is an accelerated filer (as
Defined in Exchange Act Rule 12b-2).   Yes  [  ]  No  [X]

                      VANDERBILT MORTGAGE AND FINANCE, INC.
           SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 2003-A
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


PART  II

Item  5.  Market  for Registrant's Common Equity and Related Stockholder Matters

(a) There is currently no established secondary market for the Vanderbilt Mortgage and Finance, Inc. Senior/Subordinate Pass-Through Certificates, Series 2003-A (the "Certificates").

(b) As of December 31, 2003, there were a total of approximately 18 holders of record of the Certificates.

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

Item  15.  Exhibits,  Financial  Statement  Schedules  and  Reports  on Form 8-K

(a)  The  following  documents  are  filed  as  part  of  this  report:

    (1)  Financial  Statements:
         Not  Applicable.

    (2)  Financial  Statement  Schedules:
         Not  Applicable.

    (3)  Exhibits:
         Rule 13a-14(a)/15d-14(a) Certification, filed as Exhibit 31.1 hereto. Annual Servicer Statement of Compliance, filed as Exhibit 99.1 hereto.
         Annual Independent Accountants Servicing Report, filed as Exhibit 99.2 hereto.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant for the last quarter of 2003.

Current Reports on Form 8-K dated October 7, 2003, November 7, 2003, and December 8, 2003 for the purpose of filing the Monthly Report delivered by the Trustee to certificateholders were previously filed in connection with the distributions for the following respective Remittance Dates: October 7, 2003, November 7, 2003, and December 8, 2003. The items reported in such Current Reports were Item 5 (Other Events).

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

Date:  January  21,  2004

                         Vanderbilt  Mortgage  and  Finance,  Inc.,  as Servicer


                         By:  /s/  Amber  Krupacs
                             --------------------
                              Amber  Krupacs
                              Executive  Vice  President  and  Chief  Financial
                              Officer

                                  EXHIBIT INDEX

Exhibit          Description
-------          -----------

 31.1          Rule 13a-14(a)/15d-14(a) Certification
 99.1          Annual  Servicer  Statement  of  Compliance
 99.2          Annual  Independent  Accountants  Servicing  Report